Form 10-K
period 2016-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-GC36
filed 2017-03-30
CIK 1663645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2016

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of the issuing entity:333-207132-01

Central Index Key Number of the issuing entity:0001663645

Citigroup Commercial Mortgage Trust 2016-GC36

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001258361

Citigroup Commercial Mortgage Securities Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541001

Citigroup Global Markets Realty Corp.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001682511

Starwood Mortgage Funding I LLC

(exact name of the sponsor as specified in its charter)

New York
38‑3984680
(State or other jurisdiction of incorporation or organization)	38‑3984681
38‑7145068
(I.R.S. Employer Identification No.)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

  NONE.

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

See Item 15.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for Citigroup Commercial Mortgage Trust 2016-GC36, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, N.A., as Certificate Administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on February 17, 2016 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of February 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, Wells Fargo Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated April 12, 2016, and filed by the registrant on April 12, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of November 1, 2015 (the “GSMS 2015-GS1 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Wells Fargo Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).1

(4.3) Pooling and Servicing Agreement, dated as of May 1, 2016 (”CFCRE 2016-C4 PSA”), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and U.S. Bank National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated May 20, 2016, and filed by the registrant on May 20, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).2

(4.4) Pooling and Servicing Agreement, dated as of January 1, 2016 (”CFCRE 2016-C3 PSA”), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, Park Bridge Lender Services LLC, as operating advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A dated February 22, 2016, and filed by the registrant on February 22, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).3

(4.5) Pooling and Servicing Agreement, dated as of December 1, 2015 (the “JPMCC 2015-JP1 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).4

(4.6) Pooling and Servicing Agreement, dated as of October 1, 2015 (the “GSMS 2015-GC34 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor, U.S. Bank National Association, as certificate administrator, and U.S. Bank National Association, as trustee, (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).5

1 The Glenbrook Square mortgage loan, which represented approximately 8.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Westin Boston Waterfront mortgage loan, which represented approximately 4.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The South Plains Mall mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.   The GSA Portfolio mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Glenbrook Square mortgage loan, the Westin Boston Waterfront mortgage loan, the South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced pursuant to the GSMS 2015-GS1 PSA.

2 The 215 West 34th Street & 218 West 35th Street mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The 215 West 34th Street & 218 West 35th Street mortgage loan is serviced pursuant to the CFCRE 2016-C4 PSA from and after May 18, 2016.

3 The Element LA mortgage loan, which represented approximately 1.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity.  The Element LA mortgage loan is serviced pursuant to the CFCRE 2016-C3 PSA. The 215 West 34th Street & 218 West 35th Street mortgage loan was serviced pursuant to the CFCRE 2016-C3 PSA during the period from February 17, 2016 to May 17, 2016.

4 The Heinz 57 Center mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Heinz 57 Center mortgage loan is serviced pursuant to the JPMCC 2015-JP1 PSA.

5 The DoubleTree Hotel Universal mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The DoubleTree Hotel Universal mortgage loan is serviced pursuant to the GSMS 2015-GC34 PSA.

(10.1) Mortgage Loan Purchase Agreement, dated as of February 1, 2016, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.2) Mortgage Loan Purchase Agreement, dated as of February 1, 2016, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.3) Mortgage Loan Purchase Agreement, dated as of February 1, 2016, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.4) Mortgage Loan Purchase Agreement, dated as of February 1, 2016, between Starwood Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Starwood Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.5)  Amended and Restated Subservicing Agreement, dated as of January 18, 2013, by and between KeyBank National Association, as master servicer, and Berkadia Commercial Mortgage LLC, as primary servicer, pursuant to which Berkadia Commercial Mortgage LLC acts as primary servicer with respect to 43 mortgage loans, which represented approximately 63% of the initial pool balance of the issuing entity issuing entity (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.6)  Subservicing Agreement, dated as of February 1, 2016, between KeyBank National Association, as master servicer, and Berkadia Commercial Mortgage LLC, as primary servicer, pursuant to which Berkadia Commercial Mortgage LLC acts as primary servicer with respect to 2 mortgage loans, which represented approximately 2.4% of the initial pool balance of the issuing entity issuing entity (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.7)      Primary Servicing Agreement, dated as of January 1, 2016, between Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA, and Berkeley Point Capital LLC, as primary servicer, pursuant to which Berkeley Point Capital LLC acted as primary servicer with respect to the 215 West 34th Street & 218 West 35th Street mortgage loan (from February 17, 2016 to May 17, 2016) and the Element LA mortgage loan (filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.8)      Primary Servicing Agreement, dated as of May 1, 2016, between Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA, and Berkeley Point Capital LLC, as primary servicer, pursuant to which Berkeley Point Capital LLC acts as primary servicer with respect to the 215 West 34th Street & 218 West 35th Street mortgage loan from and after May 17, 2016 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K/A dated May 20, 2016, and filed by the registrant on May 20, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 KeyBank National Association, as master servicer

33.2 Wells Fargo Bank, National Association, as special servicer

33.3 Pentalpha Surveillance LLC, as operating advisor

33.4 Wells Fargo Bank, National Association, as certificate administrator

33.5 Wells Fargo Bank, National Association, as custodian

33.6 Berkadia Commercial Mortgage LLC, as primary servicer

33.7 Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

33.8 Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.2)

33.9 Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

33.10 Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.4)

33.11 Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.5)

33.12 Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.2)

33.13 Wells Fargo Bank, National Association, as certificate administrator for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.4)

33.14 Wells Fargo Bank, National Association, as custodian for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.5)

33.15 Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.16 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.17 National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.18 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.19 Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.2)

33.20 Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.15)

33.21 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.16)

33.22 National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.17)

33.23 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.18)

33.24 Wells Fargo Bank, National Association, as master servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.2)

33.25 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.7)

33.26 Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.3)

33.27 Wells Fargo Bank, National Association, as certificate administrator for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.4)

33.28 Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.5)

33.29 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.16)

33.30 National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.17)

33.31 Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.2)

33.32 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.7)

33.33 Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.3)

33.34 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.16)

33.35 National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.17)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 KeyBank National Association, as master servicer

34.2 Wells Fargo Bank, National Association, as special servicer

34.3 Pentalpha Surveillance LLC, as operating advisor

34.4 Wells Fargo Bank, National Association, as certificate administrator

34.5 Wells Fargo Bank, National Association, as custodian

34.6 Berkadia Commercial Mortgage LLC, as primary servicer

34.7 Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

34.8 Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.2)

34.9 Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

34.10 Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.4)

34.11 Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.5)

34.12 Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.2)

34.13 Wells Fargo Bank, National Association, as certificate administrator for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.4)

34.14 Wells Fargo Bank, National Association, as custodian for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.5)

34.15 Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.16 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.17 National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.18 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.19 Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.2)

34.20 Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.15)

34.21 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.16)

34.22 National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.17)

34.23 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.18)

34.24 Wells Fargo Bank, National Association, as master servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.2)

34.25 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.7)

34.26 Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.3)

34.27 Wells Fargo Bank, National Association, as certificate administrator for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.4)

34.28 Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.5)

34.29 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.16)

34.30 National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.17)

34.31 Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.2)

34.32 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.7)

34.33 Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.3)

34.34 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.16)

34.35 National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.17)

(35) Servicer compliance statement.

35.1 KeyBank National Association, as master servicer

35.2 Wells Fargo Bank, National Association, as special servicer

35.3 Wells Fargo Bank, National Association, as certificate administrator

35.4 Wells Fargo Bank, National Association, as custodian

35.5 Berkadia Commercial Mortgage LLC, as primary servicer

35.6 Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

35.7 Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

35.8 Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

35.9 Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.10 Wells Fargo Bank, National Association, as certificate administrator for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.11 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.12 Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA

35.13 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA

35.14 Wells Fargo Bank, National Association, as master servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA

35.15 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA

35.16 Wells Fargo Bank, National Association, as certificate administrator for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA

35.17 Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA

35.18 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Paul Vanderslice

Paul Vanderslice, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2017

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of February 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, Wells Fargo Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated April 12, 2016, and filed by the registrant on April 12, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of November 1, 2015 (the “GSMS 2015-GS1 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Wells Fargo Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of May 1, 2016 (”CFCRE 2016-C4 PSA”), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and U.S. Bank National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated May 20, 2016, and filed by the registrant on May 20, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of January 1, 2016 (”CFCRE 2016-C3 PSA”), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, Park Bridge Lender Services LLC, as operating advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A dated February 22, 2016, and filed by the registrant on February 22, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of December 1, 2015 (the “JPMCC 2015-JP1 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of October 1, 2015 (the “GSMS 2015-GC34 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor, U.S. Bank National Association, as certificate administrator, and U.S. Bank National Association, as trustee, (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.1) Mortgage Loan Purchase Agreement, dated as of February 1, 2016, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.2) Mortgage Loan Purchase Agreement, dated as of February 1, 2016, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.3) Mortgage Loan Purchase Agreement, dated as of February 1, 2016, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.4) Mortgage Loan Purchase Agreement, dated as of February 1, 2016, between Starwood Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Starwood Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.5)  Amended and Restated Subservicing Agreement, dated as of January 18, 2013, by and between KeyBank National Association, as master servicer, and Berkadia Commercial Mortgage LLC, as primary servicer, pursuant to which Berkadia Commercial Mortgage LLC acts as primary servicer with respect to 43 mortgage loans, which represented approximately 63% of the initial pool balance of the issuing entity issuing entity (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.6)  Subservicing Agreement, dated as of February 1, 2016, between KeyBank National Association, as master servicer, and Berkadia Commercial Mortgage LLC, as primary servicer, pursuant to which Berkadia Commercial Mortgage LLC acts as primary servicer with respect to 2 mortgage loans, which represented approximately 2.4% of the initial pool balance of the issuing entity issuing entity (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.7)      Primary Servicing Agreement, dated as of January 1, 2016, between Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA, and Berkeley Point Capital LLC, as primary servicer, pursuant to which Berkeley Point Capital LLC acted as primary servicer with respect to the 215 West 34th Street & 218 West 35th Street mortgage loan (from February 17, 2016 to May 17, 2016) and the Element LA mortgage loan (filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.8)      Primary Servicing Agreement, dated as of May 1, 2016, between Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA, and Berkeley Point Capital LLC, as primary servicer, pursuant to which Berkeley Point Capital LLC acts as primary servicer with respect to the 215 West 34th Street & 218 West 35th Street mortgage loan from and after May 17, 2016 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K/A dated May 20, 2016, and filed by the registrant on May 20, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 KeyBank National Association, as master servicer

33.2 Wells Fargo Bank, National Association, as special servicer

33.3 Pentalpha Surveillance LLC, as operating advisor

33.4 Wells Fargo Bank, National Association, as certificate administrator

33.5 Wells Fargo Bank, National Association, as custodian

33.6 Berkadia Commercial Mortgage LLC, as primary servicer

33.7 Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

33.8 Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.2)

33.9 Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

33.10 Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.4)

33.11 Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.5)

33.12 Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.2)

33.13 Wells Fargo Bank, National Association, as certificate administrator for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.4)

33.14 Wells Fargo Bank, National Association, as custodian for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.5)

33.15 Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.16 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.17 National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.18 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.19 Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.2)

33.20 Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.15)

33.21 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.16)

33.22 National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.17)

33.23 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.18)

33.24 Wells Fargo Bank, National Association, as master servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.2)

33.25 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.7)

33.26 Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.3)

33.27 Wells Fargo Bank, National Association, as certificate administrator for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.4)

33.28 Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.5)

33.29 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.16)

33.30 National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.17)

33.31 Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.2)

33.32 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.7)

33.33 Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.3)

33.34 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.16)

33.35 National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.17)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 KeyBank National Association, as master servicer

34.2 Wells Fargo Bank, National Association, as special servicer

34.3 Pentalpha Surveillance LLC, as operating advisor

34.4 Wells Fargo Bank, National Association, as certificate administrator

34.5 Wells Fargo Bank, National Association, as custodian

34.6 Berkadia Commercial Mortgage LLC, as primary servicer

34.7 Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

34.8 Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.2)

34.9 Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

34.10 Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.4)

34.11 Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.5)

34.12 Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.2)

34.13 Wells Fargo Bank, National Association, as certificate administrator for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.4)

34.14 Wells Fargo Bank, National Association, as custodian for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.5)

34.15 Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.16 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.17 National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.18 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.19 Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.2)

34.20 Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.15)

34.21 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.16)

34.22 National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.17)

34.23 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.18)

34.24 Wells Fargo Bank, National Association, as master servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.2)

34.25 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.7)

34.26 Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.3)

34.27 Wells Fargo Bank, National Association, as certificate administrator for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.4)

34.28 Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.5)

34.29 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.16)

34.30 National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.17)

34.31 Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.2)

34.32 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.7)

34.33 Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.3)

34.34 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.16)

34.35 National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.17)

(35) Servicer compliance statement.

35.1 KeyBank National Association, as master servicer

35.2 Wells Fargo Bank, National Association, as special servicer

35.3 Wells Fargo Bank, National Association, as certificate administrator

35.4 Wells Fargo Bank, National Association, as custodian

35.5 Berkadia Commercial Mortgage LLC, as primary servicer

35.6 Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

35.7 Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

35.8 Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

35.9 Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.10 Wells Fargo Bank, National Association, as certificate administrator for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.11 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan and the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.12 Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA

35.13 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA

35.14 Wells Fargo Bank, National Association, as master servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA

35.15 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA

35.16 Wells Fargo Bank, National Association, as certificate administrator for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA

35.17 Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA

35.18 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA