Form 10-K
period 2017-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-GC36
filed 2018-03-29
CIK 1663645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of issuing entity:333-207132-01

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

Central Index Key Number of the sponsor:0001682511

Starwood Mortgage Funding I LLC

(exact name of the sponsor as specified in its charter)

New York	38‑3984680
38‑3984681
(State or other jurisdiction of incorporation or organization)	38‑7145068
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

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, N.A., as Certificate Administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Disclosure from KeyBank National Association, as master servicer:

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

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

2 The 215 West 34th Street & 218 West 35th Street mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The 215 West 34th Street & 218 West 35th Street mortgage loan is serviced pursuant to the CFCRE 2016-C4 PSA.

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

(10.7)      Primary Servicing Agreement, dated as of January 1, 2016, between Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA, and Berkeley Point Capital LLC, as primary servicer, pursuant to which Berkeley Point Capital LLC acted as primary servicer with respect to the Element LA mortgage loan (filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(10.8)      Primary Servicing Agreement, dated as of May 1, 2016, between Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA, and Berkeley Point Capital LLC, as primary servicer, pursuant to which Berkeley Point Capital LLC acts as primary servicer with respect to the 215 West 34th Street & 218 West 35th Street mortgage loan (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K/A dated May 20, 2016, and filed by the registrant on May 20, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities. 6

33.1  KeyBank National Association, as master servicer

33.2  Wells Fargo Bank, National Association, as special servicer

33.3  Pentalpha Surveillance LLC, as operating advisor

33.4  Wells Fargo Bank, National Association, as certificate administrator

33.5  Wells Fargo Bank, National Association, as custodian

33.6  Berkadia Commercial Mortgage LLC, as primary servicer

33.7  Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

33.8  Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.2)

33.9  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

33.10  Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.4)

33.11  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.5)

33.12  Wells Fargo Bank, National Association, as master servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.2)

33.13  Wells Fargo Bank, National Association, as certificate administrator for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.4)

33.14  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.5)

33.15  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.16  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.17  National Tax Search, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.18  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

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

33.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.16)

33.30  National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.17)

33.31  Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.2)

33.32  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.7)

33.33  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.3)

33.34  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.16)

33.35  National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.17)

6  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) CWCapital Asset Management LLC, as special servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, (iii) U.S. Bank National Association, as certificate administrator and custodian for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, and (iv) U.S. Bank National Association, as certificate administrator and custodian for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA, are not included in this report on Form 10-K because each of CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and U.S. Bank National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.

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

34.3  Pentalpha Surveillance LLC, as operating advisor

34.4  Wells Fargo Bank, National Association, as certificate administrator

34.5  Wells Fargo Bank, National Association, as custodian

34.6  Berkadia Commercial Mortgage LLC, as primary servicer

34.7  Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

34.8  Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.2)

34.9  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

34.10  Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.4)

34.11  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.5)

34.12  Wells Fargo Bank, National Association, as master servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.2)

34.13  Wells Fargo Bank, National Association, as certificate administrator for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.4)

34.14  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.5)

34.15  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.16  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.17  National Tax Search, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.18  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

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

34.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.16)

34.30  National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.17)

34.31  Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.2)

34.32  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.7)

34.33  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.3)

34.34  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.16)

34.35  National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.17)

(35) Servicer compliance statement. 7

35.1  KeyBank National Association, as master servicer

35.2  Wells Fargo Bank, National Association, as special servicer

35.3  Wells Fargo Bank, National Association, as certificate administrator

35.4  Berkadia Commercial Mortgage LLC, as primary servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

35.6  Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

35.7  Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 35.3)

35.8  Wells Fargo Bank, National Association, as master servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.9  Wells Fargo Bank, National Association, as certificate administrator for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 35.3)

35.10  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.11  Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA

35.12  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 35.10)

35.13  Wells Fargo Bank, National Association, as master servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA

35.14  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 35.5)

35.15  Wells Fargo Bank, National Association, as certificate administrator for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 35.3)

35.16  Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA

35.17  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 35.5)

7  This report on Form 10-K does not include the servicer compliance statements of (i) CWCapital Asset Management LLC, as special servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, (iii) U.S. Bank National Association, as certificate administrator for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, and (iv) U.S. Bank National Association, as certificate administrator for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA, because each of CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and U.S. Bank National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

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

Date:  March 29, 2018