Form 10-K/A
period 2017-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-GC36
filed 2018-06-26
CIK 1663645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“the Commission”) on March 29, 2018 under Commission File No. 333-207132-01 (the “Original 10-K”), is to file an amended report on assessment of compliance with servicing criteria for asset-backed securities of Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, as a replacement to the report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibit 33.18 to the Original 10-K.  Appendix C to Management’s Assessment of the amended report on assessment of compliance with servicing criteria for asset-backed securities of Berkeley Point Capital LLC filed as Exhibit 33.18 to this Amendment includes the servicing criterion set forth in Item 1122(d)(4)(vi) of Regulation AB, which servicing criterion was omitted from Appendix C to Management’s Assessment of the report on assessment of compliance with servicing criteria for asset-backed securities of Berkeley Point Capital LLC filed as Exhibit 33.18 to the Original 10-K because of a clerical error.  No other changes have been made to the Original 10-K other than the change described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original 10-K.

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

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities. 6

33.1  KeyBank National Association, as master servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.2  Wells Fargo Bank, National Association, as special servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.3  Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.4  Wells Fargo Bank, National Association, as certificate administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.5  Wells Fargo Bank, National Association, as custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.6  Berkadia Commercial Mortgage LLC, as primary servicer (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.7  Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.8  Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.9  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.10  Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.11  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.12  Wells Fargo Bank, National Association, as master servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.13  Wells Fargo Bank, National Association, as certificate administrator for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.14  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.15  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 33.15 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.16  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 33.16 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.17  National Tax Search, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 33.17 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.18  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.19  Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.20  Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (filed as Exhibit 33.15 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.21  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (filed as Exhibit 33.16 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.22  National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (filed as Exhibit 33.17 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.23  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.18)

33.24  Wells Fargo Bank, National Association, as master servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.25  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.26  Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.27  Wells Fargo Bank, National Association, as certificate administrator for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.28  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 33.16 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.30  National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 33.17 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.31  Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.32  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.33  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.34  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (filed as Exhibit 33.16 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

33.35  National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (filed as Exhibit 33.17 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

6  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) CWCapital Asset Management LLC, as special servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, (iii) U.S. Bank National Association, as certificate administrator and custodian for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, and (iv) U.S. Bank National Association, as certificate administrator and custodian for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA, are not included in this report on Form 10-K because each of CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and U.S. Bank National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  KeyBank National Association, as master servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.2  Wells Fargo Bank, National Association, as special servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.3  Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.4  Wells Fargo Bank, National Association, as certificate administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.5  Wells Fargo Bank, National Association, as custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.6  Berkadia Commercial Mortgage LLC, as primary servicer (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.7  Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.8  Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.9  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.10  Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.11  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.12  Wells Fargo Bank, National Association, as master servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.13  Wells Fargo Bank, National Association, as certificate administrator for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.14  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.15  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 34.15 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.16  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 34.16 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.17  National Tax Search, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 34.17 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.18  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 34.18 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.19  Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.20  Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (filed as Exhibit 34.15 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.21  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (filed as Exhibit 34.16 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.22  National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (filed as Exhibit 34.17 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.23  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (filed as Exhibit 34.18 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.24  Wells Fargo Bank, National Association, as master servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.25  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.26  Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.27  Wells Fargo Bank, National Association, as certificate administrator for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.28  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 34.16 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.30  National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 34.17 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.31  Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.32  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.33  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.34  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (filed as Exhibit 34.16 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

34.35  National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (filed as Exhibit 34.17 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

(35) Servicer compliance statement. 7

35.1  KeyBank National Association, as master servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.2  Wells Fargo Bank, National Association, as special servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.3  Wells Fargo Bank, National Association, as certificate administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.4  Berkadia Commercial Mortgage LLC, as primary servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.5  Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.6  Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.7  Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.8  Wells Fargo Bank, National Association, as master servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 35.8 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.9  Wells Fargo Bank, National Association, as certificate administrator for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.10  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.11  Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.12  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.13  Wells Fargo Bank, National Association, as master servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.14  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.15  Wells Fargo Bank, National Association, as certificate administrator for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.16  Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (filed as Exhibit 35.16 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

35.17  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-207132-01 and incorporated by reference herein)

7  This report on Form 10-K does not include the servicer compliance statements of (i) CWCapital Asset Management LLC, as special servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, (iii) U.S. Bank National Association, as certificate administrator for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, and (iv) U.S. Bank National Association, as certificate administrator for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA, because each of CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and U.S. Bank National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson

Richard Simpson, President

(senior officer in charge of securitization of the depositor)

Date:  June 26, 2018