Form 10-K/A
period 2017-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-GC36
filed 2018-10-31
CIK 1663645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (“Amendment No.2”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“the Commission”) on March 29, 2018 under Commission File No. 333-207132-01 (the “Original 10-K”) and as amended by Amendment No.1 to the Original 10-K filed with Commission on June 26, 2018 under Commission File No. 333-207132-01 (the “June 26, 2018 10-K/A”), is to file an amended report on assessment of compliance with servicing criteria for asset-backed securities of Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, as a replacement to the report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibit 33.18 to the June 26, 2018 10-K/A (the “June 26, 2018 10-K/A Exhibit 33.18”).  The amended report on assessment of compliance with servicing criteria for asset-backed securities of Berkeley Point Capital LLC filed as Exhibit 33.18 to this Amendment No.2: (i) names the Chief Financial Officer of Berkeley Point Capital LLC as Michael Rispoli, who was named as Mike Rispoli in the June 26, 2018 10-K/A Exhibit 33.18 because of a clerical error; and (ii) removes loans # 201414268, 201416474, and 201416542 from Appendix A to Management’s Assessment - List of Loans for the Commercial Mortgage-Backed Securities constituting the "Platform", which loans were included on Appendix A to Management’s Assessment of the June 26, 2018 10-K/A Exhibit 33.18 because of a clerical error.  No other changes have been made to the June 26, 2018 10-K/A other than the changes described above.  This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Original 10-K.  The amended report on assessment of compliance with servicing criteria for asset-backed securities of Berkeley Point Capital LLC filed as Exhibit 33.18 to this Amendment No.2 supersedes and replaces in its entirety the June 26, 2018 10-K/A Exhibit 33.18.

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

Date:  October 31, 2018