Form 10-K
period 2018-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-GC36
filed 2019-03-28
CIK 1663645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

  Not applicable.

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”), as master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA and as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA, discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K report.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

31  Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. 6

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

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.16)

34.30  National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.17)

34.31  Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.2)

34.32  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.7)

34.33  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.3)

34.34  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.16)

34.35  National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.17)

35 Servicer compliance statement. 7

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

Date: March 28, 2019