Form 10-K
period 2019-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-GC36
filed 2020-03-27
CIK 1663645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

33.3  Pentalpha Surveillance LLC, as operating advisor

33.4  Wells Fargo Bank, National Association, as certificate administrator

33.5  Wells Fargo Bank, National Association, as custodian

33.6  Berkadia Commercial Mortgage LLC, as primary servicer

33.7  Midland Loan Services, a Division of PNC Bank, National Association, master servicer under the GSMS 2015-GS1 PSA pursuant to which the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced.

33.8  Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.2)

33.9  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

33.10  Wells Fargo Bank, National Association, as certificate administrator under the GSMS 2015-GS1 PSA pursuant to which the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced. (see Exhibit 33.4)

33.11  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.5)

33.12  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced (see Exhibit 33.2)

33.13  Wells Fargo Bank, National Association, as certificate administrator under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced (see Exhibit 33.4)

33.14  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.5)

33.15  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.16  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.17  National Tax Search, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.18  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.19  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 33.2)

33.20  Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.15)

33.21  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.16)

33.22  National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.17)

33.23  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.18)

33.24  Wells Fargo Bank, National Association, as master servicer under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 33.2)

33.25  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.7)

33.26  Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.3)

33.27  Wells Fargo Bank, National Association, as certificate administrator under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 33.4)

33.28  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.5)

33.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.16)

33.30  National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.17)

33.31  Wells Fargo Bank, National Association, as master servicer under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 33.2)

33.32  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.7)

33.33  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.3)

33.34  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.16)

33.35  National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.17)

6  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) CWCapital Asset Management LLC, as special servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, (iii) U.S. Bank National Association, as certificate administrator and custodian under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced, and (iv) U.S. Bank National Association, as certificate administrator and custodian under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced, are not included in this report on Form 10-K because each of CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and U.S. Bank National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.

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

34.3  Pentalpha Surveillance LLC, as operating advisor

34.4  Wells Fargo Bank, National Association, as certificate administrator

34.5  Wells Fargo Bank, National Association, as custodian

34.6  Berkadia Commercial Mortgage LLC, as primary servicer

34.7  Midland Loan Services, a Division of PNC Bank, National Association, master servicer under the GSMS 2015-GS1 PSA pursuant to which the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced.

34.8  Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.2)

34.9  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

34.10  Wells Fargo Bank, National Association, as certificate administrator under the GSMS 2015-GS1 PSA pursuant to which the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced. (see Exhibit 34.4)

34.11  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.5)

34.12  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced (see Exhibit 34.2)

34.13  Wells Fargo Bank, National Association, as certificate administrator under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced (see Exhibit 34.4)

34.14  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.5)

34.15  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.16  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.17  National Tax Search, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.18  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.19  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 34.2)

34.20  Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.15)

34.21  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.16)

34.22  National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.17)

34.23  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.18)

34.24  Wells Fargo Bank, National Association, as master servicer under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 34.2)

34.25  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.7)

34.26  Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.3)

34.27  Wells Fargo Bank, National Association, as certificate administrator under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 34.4)

34.28  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.5)

34.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.16)

34.30  National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.17)

34.31  Wells Fargo Bank, National Association, as master servicer under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 34.2)

34.32  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.7)

34.33  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.3)

34.34  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.16)

34.35  National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.17)

35 Servicer compliance statement. 7

35.1  KeyBank National Association, as master servicer

35.2  Wells Fargo Bank, National Association, as special servicer

35.3  Wells Fargo Bank, National Association, as certificate administrator

35.4  Berkadia Commercial Mortgage LLC, as primary servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

35.6  Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 35.2)

35.7  Wells Fargo Bank, National Association, as certificate administrator for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 35.3)

35.8  Wells Fargo Bank, National Association, as master servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 35.2)

35.9  Wells Fargo Bank, National Association, as certificate administrator for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 35.3)

35.10  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.11  Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 35.2)

35.12  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 35.10)

35.13  Wells Fargo Bank, National Association, as master servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 35.2)

35.14  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 35.5)

35.15  Wells Fargo Bank, National Association, as certificate administrator for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 35.3)

35.16  Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 35.2)

35.17  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 35.5)

7  This report on Form 10-K does not include the servicer compliance statements of (i) CWCapital Asset Management LLC, as special servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, (iii) U.S. Bank National Association, as certificate administrator under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced, and (iv) U.S. Bank National Association, as certificate administrator under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced, because each of CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and U.S. Bank National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Date: March 27, 2020