Form 10-K
period 2020-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-GC36
filed 2021-03-29
CIK 1663645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Central Index Key Number of the sponsor:0001682511

Starwood Mortgage Funding I LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38 3984680 38 3984681 38 7145068 (I.R.S. Employer Identification Numbers)

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

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of February 1, 2016 (the “Pooling and Servicing Agreement”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, Wells Fargo Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated April 12, 2016, and filed by the registrant on April 12, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).1

(4.2) Pooling and Servicing Agreement, dated as of November 1, 2015 (the “GSMS 2015-GS1 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Wells Fargo Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).2

(4.3) Pooling and Servicing Agreement, dated as of May 1, 2016 (“CFCRE 2016-C4 PSA”), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and U.S. Bank National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated May 20, 2016, and filed by the registrant on May 20, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).3

(4.4) Pooling and Servicing Agreement, dated as of January 1, 2016 (“CFCRE 2016-C3 PSA”), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, Park Bridge Lender Services LLC, as operating advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A dated February 22, 2016, and filed by the registrant on February 22, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).4

(4.5) Pooling and Servicing Agreement, dated as of December 1, 2015 (the “JPMCC 2015-JP1 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).5

(4.6) Pooling and Servicing Agreement, dated as of October 1, 2015 (the “GSMS 2015-GC34 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor, U.S. Bank National Association, as certificate administrator, and U.S. Bank National Association, as trustee, (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).6

1 Effective as of December 8, 2020, the Controlling Class Representative (as defined in the Pooling and Servicing Agreement) terminated Wells Fargo Bank, National Association, as special servicer under Pooling and Servicing Agreement, and appointed Greystone Servicing Company LLC as the successor special servicer under Pooling and Servicing Agreement, as disclosed in the Current Report on Form 8-K dated December 8, 2020 and filed by the registrant on December 8, 2020 under Commission File No. 333-207132-01.

2 The Glenbrook Square mortgage loan, which represented approximately 8.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Westin Boston Waterfront mortgage loan, which represented approximately 4.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The South Plains Mall mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.   The GSA Portfolio mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Glenbrook Square mortgage loan, the Westin Boston Waterfront mortgage loan, the South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced pursuant to the GSMS 2015-GS1 PSA.  Effective as of December 8, 2020, Wells Fargo Bank, National Association has been terminated as special servicer under the GSMS 2015-GS1 PSA, and Greystone Servicing Company LLC has been appointed to act as successor special servicer under the GSMS 2015-GS1 PSA, as disclosed in the Current Report on Form 8-K dated December 8, 2020 and filed by the registrant on December 8, 2020 under Commission File No. 333-207132-01.

3 The 215 West 34th Street & 218 West 35th Street mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The 215 West 34th Street & 218 West 35th Street mortgage loan is serviced pursuant to the CFCRE 2016-C4 PSA.

4 The Element LA mortgage loan, which represented approximately 1.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity.  The Element LA mortgage loan is serviced pursuant to the CFCRE 2016-C3 PSA.

5 The Heinz 57 Center mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Heinz 57 Center mortgage loan is serviced pursuant to the JPMCC 2015-JP1 PSA.

6 The DoubleTree Hotel Universal mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The DoubleTree Hotel Universal mortgage loan is serviced pursuant to the GSMS 2015-GC34 PSA.

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

31  Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. 7

33.1  KeyBank National Association, as master servicer

33.2a  Wells Fargo Bank, National Association, as special servicer

33.2b  Greystone Servicing Company LLC, as special servicer

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

33.8a  Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.2a)

33.8b  Greystone Servicing Company LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.2b)

33.9  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

33.10  [Reserved]

33.11  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.5)

33.12  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced (see Exhibit 33.2a)

33.13  [Reserved]

33.14  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.5)

33.15  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.16  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.17  National Tax Search, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.18  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.19  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 33.2a)

33.20  Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.15)

33.21  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.16)

33.22  National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.17)

33.23  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.18)

33.24  Wells Fargo Bank, National Association, as master servicer under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 33.2a)

33.25  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.7)

33.26  Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.3)

33.27  [Reserved]

33.28  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.5)

33.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.16)

33.30  National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.17)

33.31  Wells Fargo Bank, National Association, as master servicer under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 33.2a)

33.32  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.7)

33.33  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.3)

33.34  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.16)

33.35  National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.17)

7  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) CWCapital Asset Management LLC, as special servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, (iii) U.S. Bank National Association, as custodian under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced, and (iv) U.S. Bank National Association, as certificate administrator and custodian under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced, are not included in this report on Form 10-K because each of CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and U.S. Bank National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the GSMS 2015-GS1 PSA, the CFCRE 2016-C3 PSA and the JPMCC 2015-JP1 PSA and (ii) U.S. Bank National Association, as certificate administrator under the CFCRE 2016-C4 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  KeyBank National Association, as master servicer

34.2a  Wells Fargo Bank, National Association, as special servicer

34.2b  Greystone Servicing Company LLC, as special servicer

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

34.8a  Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.2a)

34.8b  Greystone Servicing Company LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.2b)

34.9  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

34.10  [Reserved]

34.11  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.5)

34.12  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced (see Exhibit 34.2a)

34.13  [Reserved]

34.14  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.5)

34.15  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.16  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.17  National Tax Search, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.18  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.19  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 34.2a)

34.20  Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.15)

34.21  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.16)

34.22  National Tax Search, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.17)

34.23  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.18)

34.24  Wells Fargo Bank, National Association, as master servicer under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 34.2a)

34.25  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.7)

34.26  Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.3)

34.27  [Reserved]

34.28  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.5)

34.29  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.16)

34.30  National Tax Search, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.17)

34.31  Wells Fargo Bank, National Association, as master servicer under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 34.2a)

34.32  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.7)

34.33  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.3)

34.34  CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.16)

34.35  National Tax Search, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.17)

35 Servicer compliance statement. 8

35.1  KeyBank National Association, as master servicer

35.2a Wells Fargo Bank, National Association, as special servicer

35.2b  Greystone Servicing Company LLC, as special servicer

35.3  Wells Fargo Bank, National Association, as certificate administrator

35.4  Berkadia Commercial Mortgage LLC, as primary servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, master servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

35.6a  Wells Fargo Bank, National Association, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 35.2a)

35.6b  Greystone Servicing Company LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

35.7  [Reserved]

35.8  Wells Fargo Bank, National Association, as master servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 35.2a)

35.9  [Reserved]

35.10  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.11  Wells Fargo Bank, National Association, as master servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 35.2a)

35.12  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 35.10)

35.13  Wells Fargo Bank, National Association, as master servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 35.2a)

35.14  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 35.5)

35.15  [Reserved]

35.16  Wells Fargo Bank, National Association, as master servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 35.2a)

35.17  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 35.5)

8  This report on Form 10-K does not include the servicer compliance statements of (i) CWCapital Asset Management LLC, as special servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA and (ii) Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, because each of CWCapital Asset Management LLC and Rialto Capital Advisors, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the GSMS 2015-GS1 PSA, the CFCRE 2016-C3 PSA and the JPMCC 2015-JP1 PSA and (ii) U.S. Bank National Association, as certificate administrator under the CFCRE 2016-C4 PSA and the GSMS 2015-GC34 PSA, because the certificate administrator under each such pooling and servicing agreement is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Date: March 29, 2021