Form 10-K
period 2021-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-GC36
filed 2022-03-29
CIK 1663645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

c/o Computershare Trust Company, N.A., as agent for

Wells Fargo Bank, National Association

9062 Old Annapolis Road

Columbia, MD 21045

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

  Not applicable.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of February 1, 2016 (the Pooling and Servicing Agreement), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, Greystone Servicing Company LLC (as successor to Wells Fargo Bank, National Association), as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated April 12, 2016, and filed by the registrant on April 12, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of November 1, 2015 (the GSMS 2015-GS1 PSA), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Greystone Servicing Company LLC (as successor to Wells Fargo Bank, National Association), as special servicer, Situs Holdings, LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).1

(4.3) Pooling and Servicing Agreement, dated as of May 1, 2016 (CFCRE 2016-C4 PSA), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and U.S. Bank National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated May 20, 2016, and filed by the registrant on May 20, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).2

(4.4) Pooling and Servicing Agreement, dated as of January 1, 2016 (CFCRE 2016-C3 PSA), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, Park Bridge Lender Services LLC, as operating advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A dated February 22, 2016, and filed by the registrant on February 22, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).3

(4.5) Pooling and Servicing Agreement, dated as of December 1, 2015 (the JPMCC 2015-JP1 PSA), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).4

(4.6) Pooling and Servicing Agreement, dated as of October 1, 2015 (the GSMS 2015-GC34 PSA), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor, U.S. Bank National Association, as certificate administrator, and U.S. Bank National Association, as trustee, (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein).5

1 The Glenbrook Square mortgage loan, which represented approximately 8.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Westin Boston Waterfront mortgage loan, which represented approximately 4.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The South Plains Mall mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.   The GSA Portfolio mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Glenbrook Square mortgage loan, the Westin Boston Waterfront mortgage loan, the South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced pursuant to the GSMS 2015-GS1 PSA.

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

31  Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.6

33.1  KeyBank National Association, as master servicer

33.2  Greystone Servicing Company LLC, as special servicer

33.3  Pentalpha Surveillance LLC, as operating advisor

33.4  Wells Fargo Bank, National Association, as certificate administrator

33.5  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as certificate administrator

33.6  Wells Fargo Bank, National Association, as custodian

33.7  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian

33.8  Berkadia Commercial Mortgage LLC, as primary servicer

33.9  Wilmington Trust, National Association, as trustee

33.10  Midland Loan Services, a Division of PNC Bank, National Association, master servicer under the GSMS 2015-GS1 PSA pursuant to which the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced.

33.11  Greystone Servicing Company LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.2)

33.12  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

33.13  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.6)

33.14  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.7)

33.15  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced

33.16  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.6)

33.17 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.7)

33.18  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.19  CoreLogic Solutions, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.20  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.21 Wilmington Trust, National Association, as trustee under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced (see Exhibit 33.9)

33.22  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 33.15)

33.23  Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.18)

33.24  CoreLogic Solutions, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.19)

33.25  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.20)

33.26  Wells Fargo Bank, National Association, as master servicer under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 33.15)

33.27  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.10)

33.28  Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.3)

33.29  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.6)

33.30 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.7)

33.31 CoreLogic Solutions, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.19)

33.32 Wilmington Trust, National Association, as trustee under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 33.9)

33.33  Wells Fargo Bank, National Association, as master servicer under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 33.15)

33.34  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.10)

33.35  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.3)

33.36 CoreLogic Solutions, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.19)

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) CWCapital Asset Management LLC, as special servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, (iii) U.S. Bank National Association, as trustee and custodian under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced, and (iv) U.S. Bank National Association, as trustee and custodian under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced, are not included in this report on Form 10-K because each of CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and U.S. Bank National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the GSMS 2015-GS1 PSA, the CFCRE 2016-C3 PSA and the JPMCC 2015-JP1 PSA and (ii) U.S. Bank National Association, as certificate administrator under the CFCRE 2016-C4 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  KeyBank National Association, as master servicer

34.2  Greystone Servicing Company LLC, as special servicer

34.3  Pentalpha Surveillance LLC, as operating advisor

34.4  Wells Fargo Bank, National Association, as certificate administrator

34.5 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as certificate administrator

34.6  Wells Fargo Bank, National Association, as custodian

34.7 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian

34.8  Berkadia Commercial Mortgage LLC, as primary servicer

34.9 Wilmington Trust, National Association, as trustee

34.10  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2015-GS1 PSA pursuant to which the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced.

34.11  Greystone Servicing Company LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.2)

34.12  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

34.13  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.6)

34.14   Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.7)

34.15  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced

34.16  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.6)

34.17 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.7)

34.18  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.19  CoreLogic Solutions, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.20  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.21 Wilmington Trust, National Association, as trustee under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced (see Exhibit 34.9)

34.22 Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 34.15)

34.23  Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.18)

34.24  CoreLogic Solutions, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.19)

34.25  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.20)

34.26  Wells Fargo Bank, National Association, as master servicer under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 34.15)

34.27  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.10)

34.28  Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.3)

34.29  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.6)

34.30 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.7)

34.31 CoreLogic Solutions, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.19)

34.32 Wilmington Trust, National Association, as trustee under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 34.9)

34.33  Wells Fargo Bank, National Association, as master servicer under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 34.15)

34.34  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.10)

34.35  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.3)

34.36  CoreLogic Solutions, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.19)

35 Servicer compliance statement.7

35.1  KeyBank National Association, as master servicer

35.2  Greystone Servicing Company LLC, as special servicer

35.3a  Wells Fargo Bank, National Association, as certificate administrator

35.3b  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as certificate administrator

35.4  Berkadia Commercial Mortgage LLC, as primary servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2015-GS1 PSA pursuant to which the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced.

35.6  Greystone Servicing Company LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 35.2)

35.7  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.8  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 35.7)

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 35.5)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 35.5)

7 This report on Form 10-K does not include the servicer compliance statements of (i) CWCapital Asset Management LLC, as special servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA, and (iii) Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced, as master servicer under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced, and as master servicer under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced, because each of CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the GSMS 2015-GS1 PSA, the CFCRE 2016-C3 PSA and the JPMCC 2015-JP1 PSA and (ii) U.S. Bank National Association, as certificate administrator under the CFCRE 2016-C4 PSA and the GSMS 2015-GC34 PSA, because the certificate administrator under each such pooling and servicing agreement is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Date: March 29, 2022