Form 10-K
period 2022-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-GC36
filed 2023-03-30
CIK 1663645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity: 333-207132-01

Central Index Key Number of the issuing entity: 0001663645

Citigroup Commercial Mortgage Trust 2016-GC36

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001258361

Citigroup Commercial Mortgage Securities Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541001

Citigroup Global Markets Realty Corp.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001682511

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

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. __

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. __

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

  Not applicable.

EXPLANATORY NOTES

1  The Glenbrook Square mortgage loan, which represented approximately 8.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Westin Boston Waterfront mortgage loan, which represented approximately 4.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The South Plains Mall mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.   The GSA Portfolio mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Glenbrook Square mortgage loan, the Westin Boston Waterfront mortgage loan, the South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced pursuant to the GSMS 2015-GS1 PSA (as defined in Item 15 below).

2  The 215 West 34th Street & 218 West 35th Street mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The 215 West 34th Street & 218 West 35th Street mortgage loan is serviced pursuant to the CFCRE 2016-C4 PSA (as defined in Item 15 below).

3  The Element LA mortgage loan, which represented approximately 1.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity.  The Element LA mortgage loan is serviced pursuant to the CFCRE 2016-C3 PSA (as defined in Item 15 below).

4  The Heinz 57 Center mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Heinz 57 Center mortgage loan is serviced pursuant to the JPMCC 2015-JP1 PSA (as defined in Item 15 below).

5  The DoubleTree Hotel Universal mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The DoubleTree Hotel Universal mortgage loan is serviced pursuant to the GSMS 2015-GC34 PSA (as defined in Item 15 below).

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator:

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”) discloses that a material instance of noncompliance occurred, as described below:

1)             Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2)             Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The identified material instance of noncompliance with servicing criteria did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

3)             Remediation The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

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

(4.2) Pooling and Servicing Agreement, dated as of November 1, 2015 (the “GSMS 2015-GS1 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Greystone Servicing Company LLC (as successor to Wells Fargo Bank, National Association), as special servicer, Situs Holdings, LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Pooling and Servicing Agreement, dated as of May 1, 2016 (the “CFCRE 2016-C4 PSA”), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and U.S. Bank National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated May 20, 2016, and filed by the registrant on May 20, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4) Pooling and Servicing Agreement, dated as of January 1, 2016 (the “CFCRE 2016-C3 PSA”), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, Park Bridge Lender Services LLC, as operating advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A dated February 22, 2016, and filed by the registrant on February 22, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). ( See Explanatory Note 3)

(4.5) Pooling and Servicing Agreement, dated as of December 1, 2015 (the “JPMCC 2015-JP1 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). (See Explanatory Note 4)

(4.6) Pooling and Servicing Agreement, dated as of October 1, 2015 (the “GSMS 2015-GC34 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor, U.S. Bank National Association, as certificate administrator, and U.S. Bank National Association, as trustee, (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). (See Explanatory Note 5)

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

31  Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 6)

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

33.29  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.6)

33.30 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.7)

33.31 CoreLogic Solutions, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.19)

33.32 Wilmington Trust, National Association, as trustee under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 33.9)

33.33  Wells Fargo Bank, National Association, as master servicer under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 33.15)

33.34  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.10)

33.35  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.3)

33.36 CoreLogic Solutions, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.19)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 6)

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

34.29  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.6)

34.30 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.7)

34.31 CoreLogic Solutions, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.19)

34.32 Wilmington Trust, National Association, as trustee under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 34.9)

34.33  Wells Fargo Bank, National Association, as master servicer under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 34.15)

34.34  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.10)

34.35  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.3)

34.36  CoreLogic Solutions, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.19)

35 Servicer compliance statement. (See Explanatory Note 7)

35.1  KeyBank National Association, as master servicer

35.2  Greystone Servicing Company LLC, as special servicer

35.3  Wells Fargo Bank, National Association, as certificate administrator

35.4  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as certificate administrator

35.5  Berkadia Commercial Mortgage LLC, as primary servicer

35.6  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2015-GS1 PSA pursuant to which the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced.

35.7  Greystone Servicing Company LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 35.2)

35.8 Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA, pursuant to which the Element LA mortgage loan is serviced

35.9  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.10 Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA, pursuant to which  the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 35.8)

35.11 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 35.9)

35.12  Wells Fargo Bank, National Association, as master servicer under the JPMCC 2015-JP1 PSA, pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 35.8)

35.13 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 35.6)

35.14 Wells Fargo Bank, National Association, as master servicer under the GSMS 2015-GC34 PSA, pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 35.8)

35.15 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 35.6)

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

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

Date: March 30, 2023