Form 10-K/A
period 2022-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-GC36
filed 2023-09-15
CIK 1663645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

  Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2023 under Commission File No. 333-207132-01 (the “Original Form 10-K”) is to replace the report on assessment of compliance with servicing criteria for asset-backed securities and attestation report on assessment of compliance with servicing criteria for asset-backed securities of Berkadia Commercial Mortgage LLC filed as Exhibits 33.8 and 34.8, respectively, to the Original Form 10-K with the revised report on assessment of compliance with servicing criteria for asset-backed securities and attestation report on assessment of compliance with servicing criteria for asset-backed securities of Berkadia Commercial Mortgage LLC attached as Exhibits 33.8 and 34.8, respectively, hereto.  Except as described above, no other changes are being made to the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications required by Rule 13a–14(d)/15d–14(d), which are attached as Exhibit 31 hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules

31  Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.8  Berkadia Commercial Mortgage LLC, as primary servicer

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.8  Berkadia Commercial Mortgage LLC, as primary servicer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson

Richard Simpson, President

(senior officer in charge of securitization of the depositor)

Date: September 15, 2023