Form 10-K
period 2024-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-GC36
filed 2025-03-31
CIK 1663645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

  Not applicable.

EXPLANATORY NOTES

1  Effective as of December 26, 2024, Greystone Servicing Company LLC was terminated as the special servicer under the CGCMT 2016-GC36 PSA (as defined in Item 15 below), and LNR Partners, LLC has been appointed to act as the successor special servicer under the CGCMT 2016-GC36 PSA, as disclosed in the Current Report on Form 8-K filed on December 26, 2024 under Commission File No. 333-207132-01.

2  The Glenbrook Square mortgage loan, which represented approximately 8.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Westin Boston Waterfront mortgage loan, which represented approximately 4.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The South Plains Mall mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.   The GSA Portfolio mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Glenbrook Square mortgage loan, the Westin Boston Waterfront mortgage loan, the South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced pursuant to the GSMS 2015-GS1 PSA (as defined in Item 15 below).  Effective as of December 26, 2024, Greystone Servicing Company LLC was terminated as the special servicer under the GSMS 2015-GS1 PSA (as defined in Item 15 below), and LNR Partners, LLC has been appointed to act as the successor special servicer under the GSMS 2015-GS1 PSA, as disclosed in the Current Report on Form 8-K filed on December 26, 2024 under Commission File No. 333-207132-01.

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator:

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of February 1, 2016 (the “CGCMT 2016-GC36 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC (as successor to Greystone Servicing Company LLC as successor to Wells Fargo Bank, National Association), as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated April 12, 2016, and filed by the registrant on April 12, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). (See Explanatory Note 1)

(4.2) Pooling and Servicing Agreement, dated as of November 1, 2015 (the “GSMS 2015-GS1 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC (as successor to Greystone Servicing Company LLC as successor to Wells Fargo Bank, National Association), as special servicer, Situs Holdings, LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). (See Explanatory Note 2)

(4.3) Pooling and Servicing Agreement, dated as of May 1, 2016 (the “CFCRE 2016-C4 PSA”), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and U.S. Bank National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated May 20, 2016, and filed by the registrant on May 20, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). (See Explanatory Note 3)

(4.4) Pooling and Servicing Agreement, dated as of January 1, 2016 (the “CFCRE 2016-C3 PSA”), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, Park Bridge Lender Services LLC, as operating advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A dated February 22, 2016, and filed by the registrant on February 22, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). ( See Explanatory Note 4)

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

(4.6) Pooling and Servicing Agreement, dated as of October 1, 2015 (the “GSMS 2015-GC34 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor, U.S. Bank National Association, as certificate administrator, and U.S. Bank National Association, as trustee, (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). (See Explanatory Note 6)

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

31  Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

33.1  KeyBank National Association, as master servicer

33.2  Greystone Servicing Company LLC, as special servicer prior to December 26, 2024

33.3  LNR Partners, LLC, as special servicer on and after December 26, 2024

33.4  Pentalpha Surveillance LLC, as operating advisor

33.5  Wells Fargo Bank, National Association, as certificate administrator

33.6  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as certificate administrator

33.7  Wells Fargo Bank, National Association, as custodian

33.8  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian

33.9  Berkadia Commercial Mortgage LLC, as primary servicer

33.10  Wilmington Trust, National Association, as trustee

33.11  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2015-GS1 PSA pursuant to which the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced.

33.12  Greystone Servicing Company LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA prior to December 26, 2024 (see Exhibit 33.2)

33.13  LNR Partners, LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA on and after December 26, 2024 (see Exhibit 33.3)

33.14  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

33.15  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.7)

33.16  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.8)

33.17  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced

33.18  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.7)

33.19  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.8)

33.20  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.21  CoreLogic Solutions, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.22  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.23  Wilmington Trust, National Association, as trustee under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced (see Exhibit 33.10)

33.24  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 33.17)

33.25  Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.20)

33.26  CoreLogic Solutions, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.21)

33.27  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.22)

33.28  Wells Fargo Bank, National Association, as master servicer under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 33.17)

33.29  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.11)

33.30  Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.4)

33.31  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.7)

33.32  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.8)

33.33  CoreLogic Solutions, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.21)

33.34  Wilmington Trust, National Association, as trustee under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 33.10)

33.35  Wells Fargo Bank, National Association, as master servicer under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 33.17)

33.36  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.11)

33.37  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.4)

33.38  CoreLogic Solutions, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.21)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

34.1  KeyBank National Association, as master servicer

34.2  Greystone Servicing Company LLC, as special servicer prior to December 26, 2024

34.3  LNR Partners, LLC, as special servicer on and after December 26, 2024

34.4  Pentalpha Surveillance LLC, as operating advisor

34.5  Wells Fargo Bank, National Association, as certificate administrator

34.6  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as certificate administrator

34.7  Wells Fargo Bank, National Association, as custodian

34.8  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian

34.9  Berkadia Commercial Mortgage LLC, as primary servicer

34.10  Wilmington Trust, National Association, as trustee

34.11  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2015-GS1 PSA pursuant to which the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced.

34.12  Greystone Servicing Company LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA prior to December 26, 2024 (see Exhibit 34.2)

34.13  LNR Partners, LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA on and after December 26, 2024 (see Exhibit 34.3)

34.14  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

34.15  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.7)

34.16  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.8)

34.17  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced

34.18  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.7)

34.19  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.8)

34.20  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.21  CoreLogic Solutions, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.22  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.23  Wilmington Trust, National Association, as trustee under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced (see Exhibit 34.10)

34.24  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 34.17)

34.25  Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.20)

34.26  CoreLogic Solutions, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.21)

34.27  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.22)

34.28  Wells Fargo Bank, National Association, as master servicer under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 34.17)

34.29  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.11)

34.30  Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.4)

34.31  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.7)

34.32  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.8)

34.33  CoreLogic Solutions, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.21)

34.34  Wilmington Trust, National Association, as trustee under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 34.10)

34.35  Wells Fargo Bank, National Association, as master servicer under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 34.17)

34.36  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.11)

34.37  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.4)

34.38  CoreLogic Solutions, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.21)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1  KeyBank National Association, as master servicer

35.2  Greystone Servicing Company LLC, as special servicer prior to December 26, 2024

35.3  LNR Partners, LLC, as special servicer on and after December 26, 2024

35.4  Wells Fargo Bank, National Association, as certificate administrator

35.5  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as certificate administrator

35.6  Berkadia Commercial Mortgage LLC, as primary servicer

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2015-GS1 PSA pursuant to which the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced.

35.8  Greystone Servicing Company LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA prior to December 26, 2024 (see Exhibit 35.2)

35.9  LNR Partners, LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA on and after December 26, 2024 (see Exhibit 35.3)

35.10 Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA, pursuant to which the Element LA mortgage loan is serviced

35.11  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.12 Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C4 PSA, pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 35.10)

35.13 Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 35.11)

35.14  Wells Fargo Bank, National Association, as master servicer under the JPMCC 2015-JP1 PSA, pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 35.10)

35.15 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 35.7)

35.16 Wells Fargo Bank, National Association, as master servicer under the GSMS 2015-GC34 PSA, pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 35.10)

35.17 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 35.7)

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

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

Date: March 31, 2025