Form 10-K
period 2025-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-GC36
filed 2026-03-31
CIK 1663645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

2  The Glenbrook Square mortgage loan, which represented approximately 8.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Westin Boston Waterfront mortgage loan, which represented approximately 4.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The South Plains Mall mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.   The GSA Portfolio mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Glenbrook Square mortgage loan, the Westin Boston Waterfront mortgage loan, the South Plains Mall mortgage loan and the GSA Portfolio mortgage loan are serviced pursuant to the GSMS 2015-GS1 PSA (as defined in Item 15 below).  Effective as of December 26, 2024, Greystone Servicing Company LLC was terminated as the special servicer under the GSMS 2015-GS1 PSA, and LNR Partners, LLC has been appointed to act as the successor special servicer under the GSMS 2015-GS1 PSA, as disclosed in the Current Report on Form 8-K filed on December 26, 2024 under Commission File No. 333-207132-01.

3  The 215 West 34th Street & 218 West 35th Street mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The 215 West 34th Street & 218 West 35th Street mortgage loan is serviced pursuant to the CFCRE 2016-C4 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the CFCRE 2016-C4 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-207132-01.

4  The Element LA mortgage loan, which represented approximately 1.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity.  The Element LA mortgage loan is serviced pursuant to the CFCRE 2016-C3 PSA (as defined in Item 15 below). Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the CFCRE 2016-C3 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-207132-01.

5  The Heinz 57 Center mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity.  The Heinz 57 Center mortgage loan is serviced pursuant to the JPMCC 2015-JP1 PSA (as defined in Item 15 below). Effective as of January 29, 2025, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the special servicer under the JPMCC 2015-JP1 PSA, and Rialto Capital Advisors, LLC has been appointed to act as the successor special servicer under the JPMCC 2015-JP1 PSA, as disclosed in the Current Report on Form 8-K filed on January 29, 2025 under Commission File No. 333-207132-01.  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the JPMCC 2015-JP1 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-207132-01.

6  The DoubleTree Hotel Universal mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity.  The DoubleTree Hotel Universal mortgage loan is serviced pursuant to the GSMS 2015-GC34 PSA (as defined in Item 15 below). Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the GSMS 2015-GC34 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-207132-01.

7  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) CWCapital Asset Management LLC, as special servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, (ii) U.S. Bank National Association, as trustee and custodian under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced, and (iii) U.S. Bank National Association, as trustee and custodian under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced, are not included in this report on Form 10-K because each of CWCapital Asset Management LLC and U.S. Bank National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the GSMS 2015-GS1 PSA, the CFCRE 2016-C3 PSA and the JPMCC 2015-JP1 PSA and (ii) U.S. Bank National Association, as certificate administrator under the CFCRE 2016-C4 PSA and the GSMS 2015-GC34 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8  This report on Form 10-K does not include the servicer compliance statements of (i) CWCapital Asset Management LLC, as special servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA and (iii) Rialto Capital Advisors, LLC, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA, because each of CWCapital Asset Management LLC and Rialto Capital Advisors, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the GSMS 2015-GS1 PSA, the CFCRE 2016-C3 PSA and the JPMCC 2015-JP1 PSA and (ii) U.S. Bank National Association, as certificate administrator under the CFCRE 2016-C4 PSA and the GSMS 2015-GC34 PSA, because the certificate administrator under each such pooling and servicing agreement is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wilmington Trust, National Association (“WTNA”) (i) as trustee, (ii) as trustee under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced and (iii) as trustee under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced:

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions.  The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables.  WTNA intends to vigorously defend itself against this legal action.

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

(4.3) Pooling and Servicing Agreement, dated as of May 1, 2016 (the “CFCRE 2016-C4 PSA”), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and U.S. Bank National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated May 20, 2016, and filed by the registrant on May 20, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). (See Explanatory Note 3)

(4.4) Pooling and Servicing Agreement, dated as of January 1, 2016 (the “CFCRE 2016-C3 PSA”), by and among CCRE Commercial Mortgage Securities L.P., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, CWCapital Asset Management LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, Park Bridge Lender Services LLC, as operating advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A dated February 22, 2016, and filed by the registrant on February 22, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). ( See Explanatory Note 4)

(4.5) Pooling and Servicing Agreement, dated as of December 1, 2015 (the “JPMCC 2015-JP1 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Rialto Capital Advisors, LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). (See Explanatory Note 5)

(4.6) Pooling and Servicing Agreement, dated as of October 1, 2015 (the “GSMS 2015-GC34 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor, U.S. Bank National Association, as certificate administrator, and U.S. Bank National Association, as trustee, (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K/A dated February 17, 2016, and filed by the registrant on February 18, 2016 under Commission File No. 333-207132-01, and is incorporated by reference herein). (See Explanatory Note 6)

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

33.2  LNR Partners, LLC, as special servicer

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

33.11  LNR Partners, LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA. (see Exhibit 33.2)

33.12  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

33.13  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.6)

33.14  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.7)

33.15  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan was serviced prior to March 1, 2025

33.16  Trimont LLC, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced on and after March 1, 2025

33.17  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.6)

33.18  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 33.7)

33.19  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.20  CoreLogic Solutions, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.21  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

33.22  Wilmington Trust, National Association, as trustee under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced (see Exhibit 33.9)

33.23  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 33.15)

33.24  Trimont LLC, as master servicer on and after March 1, 2025 under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 33.16)

33.25  Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA.

33.26  Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.19)

33.27  CoreLogic Solutions, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.20)

33.28  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.21)

33.29  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 33.15)

33.30  Trimont LLC, as master servicer on and after March 1, 2025 under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 33.16)

33.31  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA prior to January 29, 2025 (see Exhibit 33.10)

33.32  Rialto Capital Advisors, LLC, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA on and after January 29, 2025 (see Exhibit 33.25)

33.33  Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.3)

33.34  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.6)

33.35  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.7)

33.36  CoreLogic Solutions, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 33.20)

33.37  Wilmington Trust, National Association, as trustee under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 33.9)

33.38  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 33.15)

33.39  Trimont LLC, as master servicer on and after March 1, 2025 under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 33.16)

33.40  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.10)

33.41  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.3)

33.42  CoreLogic Solutions, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.20)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

34.1  KeyBank National Association, as master servicer

34.2  LNR Partners, LLC, as special servicer

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

34.11  LNR Partners, LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA. (see Exhibit 34.2)

34.12  Situs Holdings, LLC, as operating advisor for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA

34.13  Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.6)

34.14  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.7)

34.15  Wells Fargo Bank, National Association, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan was serviced prior to March 1, 2025

34.16  Trimont LLC, as master servicer under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced on and after March 1, 2025

34.17  Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.6)

34.18  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Element LA mortgage loan under the CFCRE 2016-C3 PSA (see Exhibit 34.7)

34.19  Park Bridge Lender Services LLC, as operating advisor for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.20  CoreLogic Solutions, LLC, as servicing function participant for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.21  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

34.22  Wilmington Trust, National Association, as trustee under the CFCRE 2016-C3 PSA pursuant to which the Element LA mortgage loan is serviced (see Exhibit 34.9)

34.23  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 34.15)

34.24  Trimont LLC, as master servicer on and after March 1, 2025 under the CFCRE 2016-C4 PSA pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 34.16)

34.25  Rialto Capital Advisors, LLC, as special servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA.

34.26  Park Bridge Lender Services LLC, as operating advisor for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.19)

34.27  CoreLogic Solutions, LLC, as servicing function participant for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.20)

34.28  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.21)

34.29  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 34.15)

34.30  Trimont LLC, as master servicer on and after March 1, 2025 under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 34.16)

34.31  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA prior to January 29, 2025 (see Exhibit 34.10)

34.32  Rialto Capital Advisors, LLC, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA on and after January 29, 2025 (see Exhibit 34.25)

34.33  Pentalpha Surveillance LLC, as operating advisor for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.3)

34.34  Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.6)

34.35  Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.7)

34.36  CoreLogic Solutions, LLC, as servicing function participant for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA (see Exhibit 34.20)

34.37  Wilmington Trust, National Association, as trustee under the JPMCC 2015-JP1 PSA pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 34.9)

34.38  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 34.15)

34.39  Trimont LLC, as master servicer on and after March 1, 2025 under the GSMS 2015-GC34 PSA pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 34.16)

34.40  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.10)

34.41  Pentalpha Surveillance LLC, as operating advisor for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.3)

34.42  CoreLogic Solutions, LLC, as servicing function participant for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.20)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1  KeyBank National Association, as master servicer

35.2  LNR Partners, LLC, as special servicer

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

35.7  LNR Partners, LLC, as special servicer for the Glenbrook Square mortgage loan, Westin Boston Waterfront mortgage loan, South Plains Mall mortgage loan and the GSA Portfolio mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 35.2)

35.8  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the CFCRE 2016-C3 PSA, pursuant to which the Element LA mortgage loan is serviced

35.9  Trimont LLC, as master servicer on and after March 1, 2025 under the CFCRE 2016-C3 PSA, pursuant to which the Element LA mortgage loan is serviced

35.10  Berkeley Point Capital LLC, as primary servicer for the Element LA mortgage loan under the CFCRE 2016-C3 PSA

35.11  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the CFCRE 2016-C4 PSA, pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 35.8)

35.12  Trimont LLC, as master servicer on and after March 1, 2025 under the CFCRE 2016-C4 PSA, pursuant to which the 215 West 34th Street & 218 West 35th Street mortgage loan is serviced (see Exhibit 35.9)

35.13  Berkeley Point Capital LLC, as primary servicer for the 215 West 34th Street & 218 West 35th Street mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 35.10)

35.14  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the JPMCC 2015-JP1 PSA, pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 35.8)

35.15  Trimont LLC, as master servicer on and after March 1, 2025 under the JPMCC 2015-JP1 PSA, pursuant to which the Heinz 57 Center mortgage loan is serviced (see Exhibit 35.9)

35.16  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Heinz 57 Center mortgage loan under the JPMCC 2015-JP1 PSA prior to January 29, 2025 (see Exhibit 35.6)

35.17  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the GSMS 2015-GC34 PSA, pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 35.8)

35.18  Trimont LLC, as master servicer on and after March 1, 2025 under the GSMS 2015-GC34 PSA, pursuant to which the DoubleTree Hotel Universal mortgage loan is serviced (see Exhibit 35.9)

35.19  Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the DoubleTree Hotel Universal mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 35.6)

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

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

Date: March 30, 2026